Form 10-Q
period 2023-09-30
JAAG Enterprises Ltd.
filed 2024-01-22
CIK 1951051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 333-267995

JAAG ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada(State or other jurisdiction of incorporation or organization)

1716 13 Avenue NW

Calgary, AB, Canada T2N 1L1

(Address of principal executive offices, including zip code.)

(403) –616-7221

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,208,000 shares as of September 30, 2023.

Cautionary Note Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements, including without limitation forward-looking statements made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements as to our future operating results; plans for the marketing of our services; future economic conditions; the effect of our market and product development efforts; and expectations or plans relating to the implementation or realization of our strategic goals and future growth, including through potential future acquisitions. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, use of cash and other measures of financial performance, as well as statements relating to future dividend payments. Other forward-looking statements may be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “predicts,” “targets,” “forecasts,” “strategy,” and other words of similar meaning in connection with the discussion of future operating or financial performance. These statements are based on current expectations, estimates and projections about the industries in which we operate, and the beliefs and assumptions made by management. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

PART I. FINANCIAL INFORMATION

JAAG ENTERPRISES LTD.
Interim Consolidated Balance Sheet

	(Unaudited)
ASSETS

	September 30,	June 30,
	2023	2023
	($)	($)
Current Assets
Cash & Cash Equivalents	5,210	2,138
Prepaid Expenses	-	-
TOTAL ASSETS	5,210	2,138

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	9,939	5,181
Due to related party	19,237	7,487
Total Liabilities	29,176	12,668

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 10,208,000 shares issued and outstanding as of September 30, 2023 and June 30, 2023	1,021	1,021
Additional Paid in Capital	54,443	54,443
Accumulated Deficit	(79,430)	(65,994)
Total Stockholders' Equity	(23,966)	(10,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	5,210	2,138

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statement of Operations
(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022
	($)	($)

Revenue	3,185	12,542

Cost of Revenue	1,613	8,072
Gross Profit	1,572	4,470

Selling, General & Administrative Expenses	15,011	31,720

Income / (loss) from operations	(13,439)	(27,250)

Other income	3	4

Net Income/ (Loss)	(13,436)	(27,246)

Basic and diluted earnings per share	(0.00)	(0.00)
Weighted average number of common shares outstanding	10,208,000	10,208,000

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statement of Changes in Stockholders' (Deficit)/Equity
Period ended September 30, 2023
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)
Balance, June 30, 2022	10,208,000	1,021	54,443	(918)	54,546

Net profit (loss)	-	-	-	(65,076)	(65,076)

Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Net profit (loss)	-	-	-	(13,436)	(13,436)

Balance, September 30, 2023	10,208,000	1,021	54,443	(79,430)	(23,966)

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statement of Cash Flows
(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(13,436)	(27,246)
Changes in operating assets and liabilities
Changes in prepaid expenses	-	641
Changes in accounts payable and accrued liabilities	4,758	(1,681)
Net cash provided by (used in) operating activities	(8,678)	(28,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) related party	11,750	8,827
Net cash provided by (used in) financing activities	11,750	8,827

Net increase (decrease) in cash	3,072	(19,459)
Cash at beginning of year (period)	2,138	59,648
Cash at end of year (period)	5,210	40,189

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED SEPTEMBER 30, 2023

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

JAAG Enterprises Ltd. (“JAAG Enterprises”) was incorporated on January 25, 2022, in the state of Nevada, USA. JAAG Enterprises acquired 100% interest of JAAG Uniform Limited of Hong Kong (“JAAG Uniform”) on May 27, 2022, as its wholly owned subsidiary. JAAG Uniform, incorporated on November 4, 2021, in Hong Kong, is a start-up uniform supplier, specializing in the design, supply, and distribution of a wide range of uniform garments and accessories. It works with clothing manufacturers in Hong Kong and China on the fabrication of its products.

JAAG Enterprises and JAAG Uniform will be collectively referred to as the “Company”.

NOTE 2. BASIS OF PRESENTATION

On May 27, 2022, the Company issued 7,500,000 common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary. The transaction results in JAAG Uniform’s shareholders taking control of the Company by voting rights through 97.40% of ownership interest, thus considered as the accounting acquirer according to guidance in the Accounting Standards Codification (“ASC”) 805-10 (“Reverse Takeover”).

As a result, these consolidated financial statements are presented as a continuation of JAAG Uniform’s financial statements with the assets and liabilities of the JAAG Uniform presented at their historical carrying values and the assets and liabilities of the JAAG Enterprises recognized on the date of the transaction.

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s June 30, 2023 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

The Company has a June 30, year-end.

Functional and Presentation Currency

The Company’s foreign operations are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The Company uses US Dollars as its functional and presentation currency.

As of September 30, 2023, the Company has cash of $502 (CA$668) denominated in Canadian Dollars which was translated at the period-end spot rate of 1.3535 CAD to 1 USD.

NOTE 3. GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company and its subsidiaries will be able to meet its obligations and continue its operations for next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated interim financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At September 30, 2023, the Company had $5,210 in cash and there were outstanding liabilities of $29,176. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern. These financial statements do not include any adjustments related to the recovery or classification of assets or the amounts and classifications of liabilities that might be necessary should the company be unable to continue as going concern.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

Fair values were assumed to approximate carrying values of on-balance-sheet financial instruments since they are short term in nature. These financial instruments include cash and accounts payables.

c. Earnings per Share

ASC No. 260, “Earnings Per Share”, specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC No. 260.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

d. Cash and Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

e. Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Revenue Recognition

The Company recognizes revenues when its customers obtain control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identifies contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenues when (or as) it satisfies the performance obligation.

 Under ASC 606 guidelines, a performance obligation is a promise to transfer to the customer a good or service that is separately identifiable and has standalone value. In our case, the sale of uniform products satisfies both criteria and is considered a single performance obligation. This performance obligation is considered satisfied upon the delivery of the uniform products to the customer, as this is when the customer obtains control of the goods.

To allocate the transaction price, we consider the standalone selling price of the uniform products themselves. We take into account various factors such as market conditions and competitive pricing when determining the standalone selling price. Once we have determined the standalone selling price, we allocate the transaction price to the uniform products, accordingly, as required by ASC 606-10-32-29 and 606-10-50-13.  Revenues from product sales are recorded net of applicable discounts and allowances that are offered within contracts with the Company’s customers.

The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

g. Cost of Sales

Amounts that will be recorded as cost of sales relate to direct expenses incurred in order to fulfill orders of our customers. Such costs are recorded and allocated as incurred. Our cost of sales will consist primarily of the cost of product and shipping expenses.

h. Fixed Assets

Fixed assets are stated at cost, net of accumulated depreciation and accumulated impairment losses, (if any). The Company utilizes straight-line depreciation over the estimated useful life of the asset.

Property – 40 years

Office Equipment – 5 years

i.Foreign Currency Translation and Balances

Transactions in foreign currencies are initially recorded by the Company at their respective functional currency rates prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated at the functional currency spot rate of exchange at the reporting date. Exchange gains or losses arising from translation are recognized in the statement of operation.

Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rates as at the dates of the initial transactions. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rates at the date when the fair value is determined.

j. Foreign operations

The assets and liabilities of foreign operations are translated to U.S. dollars at exchange rates at the reporting date. The income and expenses of foreign operations are translated into U.S. dollars at exchange rates at the dates of the transactions. Foreign currency differences are recognized in other comprehensive income in the accumulated other comprehensive income (loss).

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative amount of foreign currency translation differences.

k. Segment Reporting

Operating segments are defined as components of an enterprise engaging in business activities for which separate financial information is available that is regularly evaluated by the Group’s chief operating decision makers (“CODM”). Based on the criteria established by ASC280 “Segment Reporting”, the Group’s CODM has been identified as the Chief Executive Officer, who reviews consolidated results of the Company when making decisions about allocating resources and assessing performance.

The Company’s CODM reviewed consolidated results including revenue and operating income at a consolidated level and concluded that there is only one operating and reportable segment in the Company.

The Company’s revenues are derived from within Hong Kong. Therefore, no geographical segments are presented.

l. Recently Issued Accounting Guidance

The Company has evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the company’s financial statements.

NOTE 5. ASSETS ACQUISITION

On May 27, 2022, the Company issued 7,500,000 common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary. The transaction results in JAAG Uniform’s shareholders taking control of the Company by voting rights through 94.70% of ownership interest. As a result, JAAG Uniform, being the legal acquiree, is considered as the accounting acquirer according to guidance in the Accounting Standards Codification (“ASC”) 805-10. As the Company, being the accounting acquiree, does not meet the definition of a business according to ASC 805-10, the transaction is accounted for in accordance to ASC 805-50 as an acquisition of assets.

The net liabilities acquired was the fair value of the net liabilities of JAAG Enterprises as of May 27, 2022.  The amount was calculated as follow:

Cash	$546
Other current liabilities	$(3,800)
Net liabilities	$(3,254)

NOTE 6. RELATED PARTY TRANSACTIONS

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a services agreement with the company’s President, Jeffrey Anthony Chau, whereby the company agreed to pay a management fee of HK$5,000 monthly to Mr. Chau. During the three month period ended September 30, 2023, the Company incurred $1,923 (HK$15,000) management fee pertaining to this agreement.

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a consulting services agreement with Bonaventure Trading House Ltd., whereby the company agreed to pay a fee of HK$5,000 monthly to Bonaventure Trading House Ltd. for performing various administrative functions for the company. The company’s President, Jeffrey Anthony Chau, is a director of Bonaventure Trading House Ltd. During the three month period ended September 30, 2023, the Company incurred $1,923 (HK$15,000) management fee pertaining to this agreement.

NOTE 7. SHARE CAPITAL

On January 25, 2022, the Company incorporated with seed capital of $78 (CAD$100) for 200,000 common stocks.

On May 27, 2022, the Company issued 7,500,000 common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary (See Note 5).

On June 26, 2022, the Company closed a private placement and issued 2,508,000 common stocks for gross proceeds of $58,640 (CAD$75,240).

As of September 30, 2023, the Company had 10,208,000 shares of common stock issued and outstanding.

NOTE 8. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 9. INCOME TAXES

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

There was no income tax expense for the period ending September 30, 2023. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at September 30, 2023 are as follows:

	September 30, 2023	September 30, 2022
	($)	($)
Deferred tax assets
Net operating losses	(13,436)	(27,246)

Deferred tax liability
Net deferred tax assets	2,822	5,722
Less valuation allowance	(2,822)	(5,722)
Deferred tax asset - net valuation allowance	-	-

NOTE 10. SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	Three months ended September 30, 2023	Three months ended September 30, 2022
	($)	($)
Segment revenue	$3,185	12,542
Segment profit	$(13,436)	(27,245)

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 12. CONCENTRATION

Initial sales are concentrated with few clients. Sales are made without collateral and the credit-related losses are insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts (if any).

NOTE 13. LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 14. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2023, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We were incorporated on January 25, 2022, in the state of Nevada, USA. We acquired 100% interest of JAAG Uniform Limited of Hong Kong (“JAAG Uniform”) on May 27, 2022, as our wholly owned subsidiary. JAAG Uniform, which was incorporated on November 4, 2021, in Hong Kong, is a start-up uniform supplier, specializing in the design, supply, and distribution of a wide range of uniform garments and accessories. It works with clothing manufacturers in Hong Kong and China on the fabrication of its products.

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022:

Revenues and Sale Expenses:

We generated $3,185 in revenues and incurred $1,613 in cost of sales for the three months ended September 30, 2023 compared to $12,542 in revenues and $8,072 in cost of sales for the three months ended September 30, 2022.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2023, we incurred $15,011 in selling, general and administration expenses compared to $31,720 in selling, general and administration expenses for the three months ended September 30, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $13,436 for the three months ended September 30, 2023 compared to a net loss of $27,246 for the three months ended September 30, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2023 was $8,678 compared to net cash used in operating activities of $28,286 for the three months ended September 30, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2023, was $11,750 consisting of advance from related party compared to net cash provided by financing activities of $8,872 consisting of advance from related party for the three months ended September 30, 2022.

Total Assets:

The Company’s total assets were $5,210 as of September 30, 2023 and $2,138 as of June 30, 2023.

Total Liabilities:

The Company’s total liabilities were $29,176 as of September 30, 2023 compared to total liabilities of $12,668 as of June 30, 2023.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $23,966 as at September 30, 2023 compared to a shareholder’s deficit of $10,530 as of June 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had $5,210 in current assets and total current liabilities of $29,176.

We had a working capital deficiency of $23,966 as of September 30, 2023 compared to a working capital deficiency of $10,530 as of June 30, 2023.

Capital Resources

We anticipate we will need $50,000 for operations for the next 12 months, which includes $15,000 for selling, general and administrative purposes; $20,000 for professional fees, including legal and audit fees; $5,000 for consulting fees; and $10,000 for working capital. Based on the foregoing, our cash on hand will not be adequate to satisfy our ongoing cash requirements.

Future Financings

We anticipate we will need additional financing to fund our business operations in the future and will primarily rely on equity sales of our common stock and loans from related parties. We presently do not have any arrangements or commitments for additional financing in place. There is no assurance that we will achieve additional financing by either the sale of our equity securities or by debt financing. In addition, the issuance of additional shares will result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2023, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.

Our management, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2023, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best knowledge of the Company’s directors and officers, the Company is currently not a party to any material pending legal proceeding.

ITEM 1A: RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description

31.1	Sec. 302 Certification of Chief Executive Officer/Chief Financial Officer

32.1	Sec. 906 Certification of Chief Executive Officer/Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAAG Enterprises Ltd.
Registrant

Date: January 22, 2024	By:	/s/ Jeffrey Chau
Jeffrey Chau Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

