Form 10-Q
period 2023-12-31
JAAG Enterprises Ltd.
filed 2024-02-13
CIK 1951051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission file number 333-267995

JAAG ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,208,000 shares as of December 31, 2023.

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

PART I. FINANCIAL INFORMATION

JAAG ENTERPRISES LTD.
Consolidated Balance Sheet

	(Unaudited)
ASSETS

	December 31,	June 30,
	2023	2023
	($)	($)

Current Assets
Cash & Cash Equivalents	4,375	2,138
Prepaid Expenses	-	-
TOTAL ASSETS	4,375	2,138

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	5,374	5,181
Due to related party	4,754	7,487
Total Liabilities	10,128	12,668

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 11,208,000 shares issued and outstanding as of December 31, 2023 and 10,208,000 as of June 30, 2023	1,121	1,021
Additional Paid in Capital	104,343	54,443
Accumulated Deficit	(111,217)	(65,994)
Total Stockholders' Equity	(5,753)	(10,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,375	2,138

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statement of Operations
(Unaudited)

	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the six months ended December 31, 2023	For the six months ended December 31, 2022
	($)	($)	($)	($)

Revenue	14,326	1,401	17,511	13,943

Cost of Revenue	9,172	1,261	10,785	9,333
Gross Profit	5,154	140	6,726	4,610

Selling, General & Administrative Expenses	36,943	24,171	51,954	55,891

Net Income/ (Loss)	(31,787)	(24,031)	(45,223)	(51,277)

Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	10,562,839	10,208,000	10,386,378	10,208,000

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statement of Changes in Stockholders' (Deficit)/Equity
Period ended December 31, 2023
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)

Balance, June 30, 2022	10,208,000	1,021	54,443	(918)	54,546

Net profit (loss)	-	-	-	(65,076)	(65,076)

Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Net profit (loss)	-	-	-	(13,436)	(13,436)

Balance, September 30, 2023	10,208,000	1,021	54,443	(79,430)	(23,966)

Share issuance	1,000,000	100	49,900	-	50,000
Net profit (loss)	-	-	-	(31,787)	(31,787)

Balance, December 31, 2023	11,208,000	1,121	104,343	(111,217)	(5,753)

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Interim Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended December 31, 2023	For the six months ended December 31, 2022
	($)	($)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(45,223)	(51,277)
Changes in operating assets and liabilities
Changes in prepaid expenses	-	641
Changes in accounts payable and accrued liabilities	193	3,427
Net cash provided by (used in) operating activities	(45,030)	(47,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) related party	(2,733)	(173)
Issuance of common stock	50,000	-
Net cash provided by (used in) financing activities	47,267	(173)

Net increase (decrease) in cash	1,799	(47,382)
Cash at beginning of year (period)	2,138	59,648
Cash at end of year (period)	4,375	12,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED DECEMBER 31, 2023

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

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s June 30, 2023 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2023 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

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

At December 31, 2023, the Company had $4,375 in cash and there were outstanding liabilities of $10,128. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023.

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

Property – 40 years

Office Equipment – 5 years

i. Foreign Currency Translation and Balances

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

NOTE 6. RELATED PARTY TRANSACTIONS

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a services agreement with the company’s President, Jeffrey Anthony Chau, whereby the company agreed to pay a management fee of HK$5,000 monthly to Mr. Chau. During the three- and six-month periods ended December 31, 2023, the Company incurred management fee of $1,923 (HK$15,000) and $3,846 (HK$30,000), respectively, pertaining to this agreement.

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a consulting services agreement with Bonaventure Trading House Ltd., whereby the company agreed to pay a fee of HK$5,000 monthly to Bonaventure Trading House Ltd. for performing various administrative functions for the company. The company’s President, Jeffrey Anthony Chau, is a director of Bonaventure Trading House Ltd. During the three- and six-month periods ended December 31, 2023, the Company incurred management fee of $1,923 (HK$15,000) and $3,846 (HK$30,000), respectively, pertaining to this agreement.

NOTE 7. SHARE CAPITAL

On January 25, 2022, the Company incorporated with seed capital of $78 (CAD$100) for 200,000 common stocks.

On May 27, 2022, the Company issued 7,500,000 common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary (See Note 5).

On June 26, 2022, the Company closed a private placement and issued 2,508,000 common stocks for gross proceeds of $58,640.

On November 29, 2023, the Company closed a private placement and issued 1,000,000 common stocks for gross proceeds of $50,000.

As of December 31, 2023, the Company had 11,208,000 shares of common stock issued and outstanding.

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

There was no income tax expense for the period ending December 31, 2023. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at December 31, 2023 are as follows:

	December 31, 2023	December 31, 2022
	($)	($)
Deferred tax assets
Net operating losses	(45,223)	(51,277)

Deferred tax liability
Net deferred tax assets	9,497	10,768
Less valuation allowance	(9,497)	(10,768)
Deferred tax asset - net valuation allowance	-	-

NOTE 10. SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the six months ended December 31, 2023	For the six months ended December 31, 2022
	($)	($)	($)	($)
Segment revenue	$14,326	1,401	17,511	13,943
Segment profit	$(31,787)	(24,031)	(45,223)	(51,277)

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

NOTE 14. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from December 31, 2023, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended December 31, 2023, compared to the three months ended December 31, 2022:

Revenues and Sale Expenses:

We generated $14,326 in revenues and incurred $9,171 in cost of sales for the three months ended December 31, 2023 compared to $1,401 in revenues and $1,261 in cost of sales for the three months ended December 31, 2022.

Other Operating and General and Administrative Expenses:

During the three months ended December 31, 2023, we incurred $36,943 in selling, general and administration expenses compared to $24,171 in selling, general and administration expenses for the three months ended December 31, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $31,787 for the three months ended December 31, 2023 compared to a net loss of $24,031 for the three months ended December 31, 2022.

Six months ended December 31, 2023, compared to the six months ended December 31, 2022:

Revenues and Sale Expenses:

We generated $17,511 in revenues and incurred $10,784 in cost of sales for the six months ended December 31, 2023 compared to $13,943 in revenues and $9,333 in cost of sales for the six months ended December 31, 2022.

Other Operating and General and Administrative Expenses:

During the six months ended December 31, 2023, we incurred $51,954 in selling, general and administration expenses compared to $55,891 in selling, general and administration expenses for the six months ended December 31, 2022. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $45,223 for the six months ended December 31, 2023 compared to a net loss of $51,277 for the six months ended December 31, 2022.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2023 was $45,030 compared to net cash used in operating activities of $47,209 for the six months ended December 31, 2022.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2023, was $47,267 consisting of repayment to related party of $2,733 and cash provided by financing activities of $50,000 compared to net cash used in financing activities of $173 consisting of repayment to related party for the six months ended December 31, 2022.

Total Assets:

The Company’s total assets were $4,375 as of December 31, 2023 and $2,138 as of June 30, 2023.

Total Liabilities:

The Company’s total liabilities were $10,128 as of December 31, 2023 compared to total liabilities of $12,668 as of June 30, 2023.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $5,753 as of December 31, 2023 compared to a shareholder’s deficit of $10,530 as of June 30, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had $4,375 in current assets and total current liabilities of $10,128.

We had a working capital deficiency of $5,753 as of December 31, 2023 compared to a working capital deficiency of $10,530 as of June 30, 2023.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of December 31, 2023, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2023, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1	Sec. 302 Certification of Chief Executive Officer/Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer/Chief Financial Officer
101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAAG Enterprises Ltd.
Registrant

Date: February 13, 2024	By	/s/ Jeffrey Chau
Jeffrey Chau
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

