Form 10-Q
period 2024-03-31
JAAG Enterprises Ltd.
filed 2024-05-14
CIK 1951051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,208,000 shares as of March 31, 2024.

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

PART I. FINANCIAL INFORMATION

JAAG ENTERPRISES LTD.
Consolidated Balance Sheet

	(Unaudited)
ASSETS

	March 31,	June 30,
	2024	2023
	($)	($)

Current Assets
Cash & Cash Equivalents	8,392	2,138
TOTAL ASSETS	8,392	2,138

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	10,075	5,181
Due to related party	12,173	7,487
Total Liabilities	22,248	12,668

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
11,208,000 shares issued and outstanding
as of March 31, 2024 and June 30, 2023	1,121	1,021
Additional Paid in Capital	104,343	54,443
Accumulated Deficit	(119,320)	(65,994)
Total Stockholders' Equity	(13,856)	(10,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	8,392	2,138

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Consolidated Statement of Operations
(Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
	($)	($)	($)	($)

Revenue	15,997	14,599	33,508	28,542

Cost of Revenue	13,841	7,698	24,626	17,031
Gross Profit	2,156	6,901	8,882	11,511

Selling, General & Administrative Expenses	10,266	8,188	62,220	64,079

Income / (loss) from operations	(8,110)	(1,287)	(53,338)	(52,568)

Other income	7	2	12	6

Net Income/ (Loss)	(8,103)	(1,285)	(53,326)	(52,562)

Basic and diluted earnings per share	(0.001)	(0.001)	(0.005)	(0.001)
Weighted average number of
common shares outstanding	11,208,000	10,208,000	10,657,275	10,208,000

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Consolidated Statement of Changes in Stockholders' Equity
Period ended March 31, 2024
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)

Balance, June 30, 2022	10,208,000	1,021	54,443	(918)	54,546

Net profit (loss)	-	-	-	(65,076)	(65,076)

Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Net profit (loss)	-	-	-	(13,436)	(13,436)

Balance, September 30, 2023	10,208,000	1,021	54,443	(79,430)	(23,966)

Share issuance	1,000,000	100	49,900	-	50,000
Net profit (loss)	-	-	-	(31,787)	(31,787)

Balance, December 31, 2023	11,208,000	1,121	104,343	(111,217)	(5,753)

Net profit (loss)	-	-	-	(8,103)	(8,103)

Balance, March 31, 2024	11,208,000	1,121	104,343	(119,320)	(13,856)

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
	($)	($)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(53,326)	(52,562)
Changes in operating assets and liabilities
Changes in prepaid expenses	-	641
Changes in accounts payable and accrued liabilities	4,894	4,035
Net cash provided by (used in) operating activities	(48,432)	(47,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (repayment to) related party	4,686	(173)
Issuance of common stock	50,000	-
Net cash provided by (used in) financing activities	54,686	(173)

Net increase (decrease) in cash	6,254	(48,059)
Cash at beginning of year (period)	2,138	59,648
Cash at end of year (period)	8,392	11,589

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The annexed notes form an integral part of these financial statements.

JAAG ENTERPRISES LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2024

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

The Company’s interim financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of application as the Company’s June 30, 2023 annual financial statements. While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ended June 30, 2024.

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

At March 31, 2024, the Company had $8,392 in cash and there were outstanding liabilities of $22,248. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024.

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

NOTE 6. RELATED PARTY TRANSACTIONS

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a services agreement with the company’s President, Jeffrey Anthony Chau, whereby the company agreed to pay a management fee of HK$5,000 monthly to Mr. Chau. During the three- and nine-month periods ended March 31, 2024, the Company incurred management fee of $1,923 (HK$15,000) and $5,769 (HK$45,000), respectively, pertaining to this agreement.

On November 1, 2021, the company’s subsidiary, JAAG Uniform Limited, entered into a consulting services agreement with Bonaventure Trading House Ltd., whereby the company agreed to pay a fee of HK$5,000 monthly to Bonaventure Trading House Ltd. for performing various administrative functions for the company. The company’s President, Jeffrey Anthony Chau, is a director of Bonaventure Trading House Ltd. During the three- and nine-month periods ended March 31, 2024, the Company incurred management fee of $1,923 (HK$15,000) and $5,769 (HK$45,000), respectively, pertaining to this agreement.

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

As of March 31, 2024, the Company had 11,208,000 shares of common stock issued and outstanding.

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

There was no income tax expense for the period ending March 31, 2024. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at the U.S. statutory rate of 21% at March 31, 2024 are as follows:

	March 31, 2024	March 31, 2023
	($)	($)
Deferred tax assets
Net operating losses	(53,326)	(52,562)

Deferred tax liability
Net deferred tax assets	11,198	11,038
Less valuation allowance	(11,198)	(11,038)
Deferred tax asset - net valuation allowance	-	-

NOTE 10. SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023
	($)	($)	($)	($)
Segment revenue	$15,997	14,599	33,508	28,542
Segment profit	$(8,103)	(1,285)	(53,326)	(52,562)

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

NOTE 14. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2024, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023:

Revenues and Sale Expenses:

We generated $15,997 in revenues and incurred $13,841 in cost of sales for the three months ended March 31, 2024 compared to $14,599 in revenues and $7,698 in cost of sales for the three months ended March 31, 2023.

Other Operating and General and Administrative Expenses:

During the three months ended March 31, 2024, we incurred $10,266 in selling, general and administration expenses compared to $8,188 in selling, general and administration expenses for the three months ended March 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $8,103 for the three months ended March 31, 2024 compared to a net loss of $1,285 for the three months ended March 31, 2023.

Nine months ended March 31, 2024, compared to the nine months ended March 31, 2023:

Revenues and Sale Expenses:

We generated $33,508 in revenues and incurred $24,626 in cost of sales for the nine months ended March 31, 2024 compared to $28,542 in revenues and $17,031 in cost of sales for the nine months ended March 31, 2023.

Other Operating and General and Administrative Expenses:

During the nine months ended March 31, 2024, we incurred $62,220 in selling, general and administration expenses compared to $64,079 in selling, general and administration expenses for the nine months ended March 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $53,326 for the nine months ended March 31, 2024 compared to a net loss of $52,562 for the nine months ended March 31, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2024 was $48,432 compared to net cash used in operating activities of $47,886 for the nine months ended March 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2024, was $54,686 consisting of advance from related party of $4,686 and cash provided by financing activities of $50,000 compared to net cash used in financing activities of $173 consisting of repayment to related party for the nine months ended March 31, 2023.

Total Assets:

The Company’s total assets were $8,392 as of March 31, 2024 and $2,138 as of June 30, 2023.

Total Liabilities:

The Company’s total liabilities were $22,248 as of March 31, 2024 compared to total liabilities of $12,688 as of June 30, 2023.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $13,856 as of March 31, 2024 compared to a shareholder’s deficit of $10,530 as of June 30, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $8,392 in current assets and total current liabilities of $22,248.

We had a working capital deficiency of $13,856 as of March 31, 2024 compared to a working capital deficiency of $10,530 as of June 30, 2023.

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

Off-Balance Sheet Arrangements

 As of March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of March 31, 2024, we did not have any contractual obligations and commitments.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of March 31, 2024, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing:

Exhibit No.	Description
31.1	Sec. 302 Certification of Chief Executive Officer/Chief Financial Officer
32.1	Sec. 906 Certification of Chief Executive Officer/Chief Financial Officer
10.1	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JAAG Enterprises Ltd. Registrant
Date: May 13, 2024
	By	/s/ Jeffrey Chau
Jeffrey Chau
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

