Form 10-K
period 2024-06-30
JAAG Enterprises Ltd.
filed 2024-10-15
CIK 1951051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 333-267995

JAAG ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1716 13 Avenue NW, Calgary, AB, Canada T2N 1L1

(Address of principal executive offices, including zip code.)

(403) 616 - 7221

(Telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging grown company,” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $175,400 on June 30, 2024, the last business day of the registrant’s most recently completed fiscal year.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: 11,208,000 of Common Stock as of October 1, 2024

Document Incorporated by Reference: None

PART I

Forward Looking Statements.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and the “Company”, mean JAAG Enterprises Ltd. and our wholly owned subsidiary, JAAG Uniform Limited of Hong Kong.

Item 1. Description of Business

General Information

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

Other than the acquisition of JAAG Uniform, we haven’t undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets in the ordinary course of business, neither we have ever been a party to any bankruptcy, receivership or similar proceeding.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

We do not own any real property. We are currently sharing office space with other parties.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Markets (Pink). OTC Markets securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Market securities transactions are conducted through a telephone and computer network connecting dealers. OTC Market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

Our transfer agent is Globex Transfer, LLC, located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Holders

As of June 30, 2024, there were 45 holders of record of our common stock, and 11,208,000 shares of our common stock were issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2024, that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2024.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance, and we do not have any outstanding stock options.

Purchases of Equity Securities by the Company

We have not repurchased any of our shares of common stock during the fiscal year ended June 30, 2024.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended June 30, 2024, and June 30, 2023, that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this annual report.

Results of Operations

The Year Ended June 30, 2024 compared to the Year Ended June 30, 2023

Revenues and Sale Expenses:

We generated $33,547 in revenues and incurred $24,626 in cost of sales for the year ended June 30, 2024 compared to $33,914 in revenues and $18,993 in cost of sales for the year ended June 30, 2023.

Other Operating and General and Administrative Expenses:

During the year ended June 30, 2024, we incurred $71,269 in selling, general and administration expenses compared to $76,732 in selling, general and administration expenses for the year ended June 30, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $62,459 for the year ended June 30, 2024 compared to a net loss of $65,076 for the year ended June 30, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the year ended June 30, 2024 was $54,744 compared to net cash used in operating activities of $64,837 for the year ended June 30, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended June 30, 2024 was $57,442 consisting of advance from related party of $7,442 and cash provided by financing activities of $50,000 compared to net cash provided by financing activities for the year ended June 30, 2023 of $7,327 consisted of advance from related party.

Total Assets:

The Company’s total assets were $4,836 as of June 30, 2024 compared to $2,138 as of June 30, 2023.

Total Liabilities:

The Company’s total liabilities were $27,825 as of June 30, 2024 compared to total liabilities of $12,668 as of June 30, 2023.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $22,989 as of June 30, 2024 compared to a shareholder’s deficit of $10,530 as of June 30, 2023.

Liquidity and Capital Resources

Cash and cash equivalents were $4,836 as of June 30, 2024. Our total current assets were $4,836 and our total current liabilities were $27,825 as of June 30, 2024. At the end of the year ended June 30, 2023, cash and cash equivalents were $2,138, total current assets were $2,138, and total current liabilities were $12,668.

We had a working capital deficiency of $22,989 as of June 30, 2024 compared to working capital deficiency of $10,530 as of June 30, 2023.

We anticipate we will need additional financing to fund our business operations in the future and will primarily rely on equity sales of our common stock or advances and loans from related parties. We presently do not have any arrangements or commitments for additional financing in place. There is no assurance that we will achieve additional financing by either the sale of our equity securities or by debt financing. In addition, the issuance of additional shares will result in dilution to our existing stockholders.

Off-Balance Sheet Arrangements

As of June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of June 30, 2024, we did not have any contractual obligations and commitments.

Plan of Operation for the next 12 months

Our expenses for the twelve-month period beginning from July 1, 2024 are estimated to be approximately $60,000. With our working capital deficit of $22,989 as of June 30, 2024, we will need to raise additional capital to cover our expenses for the twelve-month period beginning from July 1, 2024.

Estimated Expenses for the Twelve-Month Period Beginning January 1, 2024
Professional Fees	$30,000
Marketing and Business Development	15,000
General & Administrative	15,000
Total	$60,000

We will continue to rely on equity sales of our common shares and funding from directors and shareholders in order to continue to fund our business operations. Issuance of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Going Concern

We incurred a cumulative net loss of $128,453 during the period from inception to June 30, 2024. We have limited operations, raising substantial doubt about our ability to continue as a going concern. We will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance that we will be successful in accomplishing our objectives. Our ability to continue as a going concern is dependent on additional sources of capital and the growth of our business.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended June 30, 2024, and are included elsewhere in this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 8. Financial Statements and Supplementary Data

JAAG ENTERPRISES LTD.

Financial Statements

For the years ended June 30, 2024 and 2023

(Stated in US Dollars)

JAAG ENTERPRISES LTD.

FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of JAAG Enterprises LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of JAAG Enterprises LTD. (the Company) as of June 30, 2024 and 2023, and the related consolidated statements of operation, Change in Stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

CT International LLP

We have served as the Company’s auditor since 2024

San Francisco, California

October 7, 2024

JAAG ENTERPRISES LTD.
Consolidated Balance Sheet

ASSETS

	June 30,	June 30,
	2024	2023
	($)	($)

Current Assets
Cash & Cash Equivalents	4,836	2,138

TOTAL ASSETS	4,836	2,138

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	12,896	5,181
Due to related party	14,929	7,487
Total Liabilities	27,825	12,668

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized
11,208,000 and 10,208,000 shares issued and outstanding
as of June 30, 2024 and 2023	1,121	1,021
Additional Paid in Capital	104,343	54,443
Accumulated Deficit	(128,453)	(65,994)
Total Stockholders' Equity	(22,989)	(10,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,836	2,138

The accompanying notes are an integral part of these financial statements

JAAG ENTERPRISES LTD.
Consolidated Statement of Operations

	Year ended June 30, 2024	Year ended June 30, 2023
	($)	($)
Revenue	33,547	33,914

Cost of Revenue	24,626	18,993
Gross Profit	8,921	14,921

Selling, General & Administrative Expenses	71,269	76,732

Income / (loss) from operations	(62,348)	(61,811)

Other items
Interest income	14	8
Exchange gain/loss	(125)	(3,273)

Net Loss	(62,459)	(65,076)

Basic and diluted earnings per common share	(0.01)	(0.01)
Weighted average number of
common shares outstanding	10,793,831	10,208,000

The accompanying notes are an integral part of these financial statements

JAAG ENTERPRISES LTD.
Consolidated Statement of Changes in Stockholders' Equity
Year ended June 30, 2024 and 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)

Balance, June 30, 2022	10,208,000	1,021	54,443	(918)	54,546

Net loss	-	-	-	(65,076)	(65,076)

Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Share issuance	1,000,000	100	49,900	-	50,000
Net loss	-	-	-	(62,459)	(62,459)

Balance, June 30, 2024	11,208,000	1,121	104,343	(128,453)	(22,989)

The accompanying notes are an integral part of these financial statements

JAAG ENTERPRISES LTD.
Consolidated Statements of Cash Flows

	Year ended June 30, 2024	Year ended June 30, 2023
	($)	($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(62,459)	(65,076)
Changes in operating assets and liabilities
Changes in prepaid expenses	-	641
Changes in accounts payable and accrued expenses	7,715	(402)
Net cash used in operating activities	(54,744)	(64,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	7,442	7,327
Process from issuance of common stock	50,000	-
Net cash provided by financing activities	57,442	7,327

Net increase (decrease) in cash	2,698	(57,510)
Cash at beginning of year	2,138	59,648
Cash at end of year	4,836	2,138

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements

JAAG ENTERPRISES LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2024

NOTE 1.ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2. BASIS OF PRESENTATION

On May 27, 2022, the Company issued 7,500,000 common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary. The transaction results in JAAG Uniform’s stockholders taking control of the Company by voting rights through 97.40% of ownership interest, thus considered as the accounting acquirer according to guidance in the Accounting Standards Codification (“ASC”) 805-10 (“Reverse Takeover”).

As a result, these consolidated financial statements are presented as a continuation of JAAG Uniform’s financial statements with the assets and liabilities of the JAAG Uniform presented at their historical carrying values and the assets and liabilities of the JAAG Enterprises recognized on the date of the transaction.

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These consolidated financial statements include the Company’s wholly owned subsidiary, JAAG Uniform, and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

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

At June 30, 2024, the Company had $4,836 in cash and there were outstanding liabilities of $27,825. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2024, the Company’s subsidiary, JAAG Uniform Limited incurred management fee of $7,692 or HK$60,000 (2023 - $7,692 or HK$60,000), pertaining to the services agreement entered on November 1, 2021, with the company’s President, Jeffrey Anthony Chau, whereby the company agreed to pay a management fee of HK$5,000 monthly to Mr. Chau.

During the year ended June 30, 2024, the Company’s subsidiary, JAAG Uniform Limited incurred management fee of $7,692 or HK$60,000 (2023 - $7,692 or HK$60,000), pertaining to the consulting services agreement entered on November 1, 2021, with Bonaventure Trading House Ltd., whereby the company agreed to pay a fee of HK$5,000 monthly to Bonaventure Trading House Ltd. for performing various administrative functions for the company. The company’s President, Jeffrey Anthony Chau, is a director of Bonaventure Trading House Ltd.

During the year ended June 30, 2024, the Company received $7,442 in cash advances from stockholders. These advances are non-interest bearing and does not have a maturity date. The proceeds were used for day-to-day operations. As of June 30, 2024, the balance of $14,949 from cash advances is classified as due to related parties.

As of June 30, 2024, the Company has an accounts payable balance of $4,560 owed to a company owned by a stockholder, due to expenses paid on the Company's behalf.

NOTE 6. SHARE CAPITAL

On January 25, 2022, the Company incorporated with seed capital of $78 (CAD$100) for 200,000 shares of common stock.

On May 27, 2022, the Company issued 7,500,000 shares of common stock to acquire 100% interest of JAAG Uniform as its wholly owned subsidiary (See Note 5).

On June 26, 2022, the Company closed a private placement and issued 2,508,000 shares of common stock for gross proceeds of $58,640.

On November 29, 2023, the Company closed a private placement and issued 1,000,000 shares of common stock for gross proceeds of $50,000.

As of June 30, 2024, the Company had 11,208,000 shares of common stock issued and outstanding.

NOTE 7. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 8. INCOME TAXES

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

The Company operates in the United States and the Company’s subsidiary, JAAG Uniform, operates in Hong Kong, with statutory income tax rates of 21% and 16.5%, respectively. Both the Company and JAAG Uniform incurred losses during the year ended June 30, 2024.

There was no income tax expense for the years ended June 30, 2024 and 2023. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets on June 30, 2024 and 2023 are as follows:

Year ended June 30, 2024	Amount	Rate
	($)	(%)

US federal statutory rate on US operations	(13,116)	21.0
Effect of foreign operations	301	(0.5)
Valuation allowance for deferred tax assets	12,815	(20.5)

Total tax expenses at effective tax rate	-	-

Year ended June 30, 2023	Amount	Rate
	($)	(%)

US federal statutory rate on US operations	(13,666)	21.0
Effect of foreign operations	72	(0.1)
Valuation allowance for deferred tax assets	13,594	(21.0)

Total tax expenses at effective tax rate	-	-

NOTE 9. SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	Year ended June 30, 2024	Year ended June 30, 2023

Segment revenue	$33,547	33,914
Segment profit	$(62,459)	(65,076)

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 11. CONCENTRATIONS

As of June 30, 2024, the Company sold about 82% of its products to four major customers and 65% of its products were sold to three major customers as of June 30, 2023. There were no uncollected balances from these customers.

As of June 30, 2024, the Company purchased all its supplies from two major suppliers and the amounts due to these companies represent approximately 34% of the total accounts payable. As of June 30, 2023, the Company purchased all its supplies from one major supplier and the amounts due to this company represent approximately 38% of the total accounts payable.

NOTE 12. LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 13. SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through the date which the financial statements were available to be issued.

Subsequent to the year ended June 30, 2024, the Company received gross proceeds of $18,750 in anticipation of a financing round. The structure of the financing has yet to be determined and has not been closed as of the date of these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.

Our management, with the participation of our president (our principal executive officer, principal accounting officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president (our principal executive officer, principal accounting officer and principal financial officer) has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer and our principal accounting officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management has conducted, with the participation of our president (our principal executive officer and our principal accounting officer and principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2024, our company’s internal control over financial reporting was not effective based on present company activity. In the course of making our assessment, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of staffs who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness which could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We are presently engaging an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only the management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2024, that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Jeffrey Chau	President, Chief Executive Officer, Treasurer and Director	44	June 20, 2022
Billy Chan	Secretary and Director	40	June 20, 2022

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jeffrey Chau – President, Chief Executive Officer, Treasurer and Director

Mr. Chau graduated from Columbia University with a Bachelor of Science degree in Mechanical Engineering in 2001. After graduation, Mr. Chau was employed as a patent engineer for a US Patent Attorney based in Taiwan. In 2004, Mr. Chau moved to Sydney, Australia and worked as a marketing and territory manager for a mobile prepaid products distributor, with duties including supervision of marketing staff within the New South Wales region. From 2007 to 2009, he worked as production merchandiser for Farbo Uniforms in Hong Kong and was promoted to merchandising manager of the company in 2010. Subsequently, Mr. Chau became CEO of Farbo Uniforms in 2015. He left Farbo Uniforms in 2020 to pursue his own opportunities and founded JAAG Uniform Limited in 2021.

Billy Chan – Secretary and Director

Mr. Chan immigrated to Canada from Hong Kong at a young age. He completed his high school education in 2001. After working for few years in Canada, he went to Hong Kong in 2004 to begin a career at a manufacturing business in Guangdong, China. Following this move, Mr. Chan joined a garment manufacturer in Dongguan, China. In 2007, he was promoted to production and quality manager of this garment manufacturer in Dongguan. In 2018, he left the Dongguan garment manufacturer to pursue other business opportunities. In 2018, he joined a power construction and restoration company, Jinyixing (Liaoning) Electric Power Technology Development Co. Ltd. in China, supervising the company’s day to day operations. In 2021, he joined JAAG Enterprises Ltd. to assist in JAAG Enterprises’ development and operations.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among directors and officers of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any civil or criminal proceedings.

Other Directorships

Our directors do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Board and Committee Meetings

Our board of directors held no in person meetings during the year ended June 30, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended June 30, 2024, there was no standing nominating committee or committee performing similar functions for our company.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees. When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Section 16(a) of the Securities Exchange Act of 1934

During the fiscal year ended June 30, 2024 our Directors and Officers have complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

The following table shows for the fiscal years ending June 30, 2024 and 2023, the compensation awarded or paid by the Company to its executive officers. No executive officers of the Company had total salary and bonus exceeding $100,000 during such year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Jeffrey Chau(1) President, Chief Executive Officer, and Director	2023 2022	7,672 7,672	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	7,672 7,672

Billy Chan(2) Secretary and Director	2023 2022	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Jeffrey Chau was appointed President, Chief Executive Officer, Treasurer and Director of our company on June 20, 2022.
(2)	Billy Chan was appointed Secretary and Director of our company on June 20, 2022.

Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended June 30, 2024.

Compensation of Directors

The members of our board of directors are not compensated by our Company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as an incentive  for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 30, 2024, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Jeffrey Chau 9D, 111 Mount Butler Road, Jardine’s Lockout, Hong Kong	3,825,000	34.13%
Kai Man Leong Rm 1502, Wah Shui House, Tin Wah Estate, Tin Shui Wai, N.T., Hong Kong	3,675,000	32.79%
Directors and Executive Officers as a Group	3,925,000	35.02%

Notes:

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(2) The percentages are based on 11,208,000 shares of common stock issued and outstanding as of June 30, 2024.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions and Director Independence

Except as disclosed below, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On November 1, 2021, the Company entered into a services agreement with Mr. Chau, our President, whereby the Company agreed to pay a monthly fee of HK$5,000 for services to be rendered to the Company.

Given the Company’s small size and limited financial resources, the Company has not adopted formal policies and procedures for the review, approval or ratification of transactions. The Company intends to establish formal policies and procedures in the future, once the Company has sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, the Company’s directors will continue to approve any related party transaction.

Director Independence

For purposes of determining director independence, the Company has applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTC Markets on which the Company intends for its shares of common stock to be quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company’s Board of Directors is currently comprised of two members, both of whom do not qualify as independent directors in accordance with the NASDAQ guidelines.

Indemnification

Our Bylaws provide that we will indemnify our directors and officers to the fullest extent not prohibited by Nevada law.

The general effect of the foregoing is to indemnify a control person, officer or director from liability, thereby making us responsible for any expenses or damages incurred by such control person, officer or director in any action brought against them based on their conduct in such capacity, provided they did not engage in fraud or criminal activity.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or control persons pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2024 and for fiscal year ended June 30, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2024 US$		June 30, 2023 US$
Audit Fees	$12,000.00	(1)	$7,500.00
Audit Related Fees	Nil		Nil
Tax Fees	Nil		Nil
All Other Fees	$3,000		$2,250.00
Total	$15,000.00	(1)	$9,750.00

(1)  Estimate only.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are included with this Report:

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation (1).
3.2	Bylaws (1).

(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to our Registration Statement on Form S-1 filed June 23, 2023.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAAG ENTERPRISES LTD.

Dated: October 11, 2024	By:	/s/Jeffrey Chau
Jeffrey Chau
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 11, 2024	By:	/s/Jeffrey Chau
Jeffrey Chau
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

