Form 10-Q
period 2024-09-30
JAAG Enterprises Ltd.
filed 2024-11-08
CIK 1951051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,208,000 shares as of October 1, 2024.

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

PART I. FINANCIAL INFORMATION

JAAG ENTERPRISES LTD.
Consolidated Balance Sheet
(Unaudited)

ASSETS

	September 30,	June 30,
	2024	2024
	($)	($)
Current Assets
Cash & Cash Equivalents	11,127	4,836

TOTAL ASSETS	11,127	4,836

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	9,655	12,896
Due to related party	33,711	14,929
Total Liabilities	43,366	27,825

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 11,208,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024	1,121	1,121
Additional Paid in Capital	104,343	104,343
Accumulated Deficit	(137,703)	(128,453)
Total Stockholders' Equity	(32,239)	(22,989)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	11,127	4,836

The accompanying notes are an integral part of these unaudited financial statements

JAAG ENTERPRISES LTD.
Consolidated Statement of Operations
(Unaudited)
	Three months ended September 30,	Three months ended September 30,
	2024	2023
	($)	($)
Revenue	9,979	3,185

Cost of Revenue	5,757	1,613
Gross Profit	4,222	1,572

Selling, General & Administrative Expenses	13,295	15,011

Loss from operations	(9,073)	(13,439)

Other items
Interest income	4	3
Exchange gain/loss	(181)	-

Net Loss	(9,250)	(13,436)

Basic and diluted earnings per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	11,208,000	10,208,000

The accompanying notes are an integral part of these unaudited financial statements

JAAG ENTERPRISES LTD.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)
Balance, June 30, 2024	11,208,000	1,121	104,343	(128,453)	(22,989)

Net loss	-	-	-	(9,250)	(9,250)

Balance, September 30, 2024	11,208,000	1,121	104,343	(137,703)	(32,239)

			Additional
	Common Stock	Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)
Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Net profit (loss)	-	-	-	(13,436)	(13,436)

Balance, September 30, 2023	10,208,000	1,021	54,443	(79,430)	(23,966)

The accompanying notes are an integral part of these unaudited financial statements

JAAG ENTERPRISES LTD.
Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended September 30,	Three months ended September 30,
	2024	2023
	($)	($)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,250)	(13,436)
Changes in operating assets and liabilities
Changes in accounts payable and accrued expenses	(3,241)	4,758
Net cash used in operating activities	(12,491)	(8,678)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	18,782	11,750
Net cash provided by financing activities	18,782	11,750

Net increase in cash	6,291	3,072
Cash at beginning of year (period)	4,836	2,138
Cash at end of year (period)	11,127	5,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	-	-
Income Taxes	-

The accompanying notes are an integral part of these unaudited financial statements

JAAG ENTERPRISES LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

NOTE 2. BASIS OF PRESENTATION

The Company’s interim consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. These interim consolidated financial statements follow the same accounting policies and methods of application as the Company’s June 30, 2024 annual consolidated financial statements.

These consolidated financial statements include the Company’s wholly owned subsidiary, JAAG Uniform, and 100 percent of its assets, liabilities and net income or loss. All inter-company accounts and transactions have been eliminated.

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the year ended June 30, 2025.

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

At September 30, 2024 the Company had $11,127 in cash and there were outstanding liabilities of $43,366. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2024.

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

NOTE 5. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2024, the Company’s subsidiary, JAAG Uniform Limited incurred management fee of $1,923 or HK$15,000 (2023 - $1,923 or HK$15,000), pertaining to the services agreement entered on November 1, 2021, with the company’s President, Jeffrey Anthony Chau, whereby the company agreed to pay a management fee of HK$5,000 monthly to Mr. Chau.

During the three months ended September 30, 2024, the Company’s subsidiary, JAAG Uniform Limited incurred management fee of $1,923 or HK$15,000 (2023 - $1,923 or HK$15,000), pertaining to the consulting services agreement entered on November 1, 2021, with Bonaventure Trading House Ltd., whereby the company agreed to pay a fee of HK$5,000 monthly to Bonaventure Trading House Ltd. for performing various administrative functions for the company. The company’s President, Jeffrey Anthony Chau, is a director of Bonaventure Trading House Ltd.

During the quarter ended September 30, 2024, the Company received $18,782 in cash advances from stockholders. These advances are non-interest bearing and do not have a maturity date. The proceeds were used for day-to-day operations. As of September 30, 2024, the balance of $33,711 from cash advances is classified as due to related parties.

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

As of September 30, 2024, the Company had 11,208,000 shares of common stock issued and outstanding.

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

The Company operates in the United States and the Company’s subsidiary, JAAG Uniform, operates in Hong Kong, with statutory income tax rates of 21% and 16.5%, respectively. The Company incurred losses and JAAG Uniform incurred profit during the three months ended September 30, 2024.

There was no income tax expense for the three months ended September 30, 2024 and 2023. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets on September 30, 2024 and 2023 are as follows:

Period ended September 30, 2024	Amount	Rate
	($)	(%)
US federal statutory rate on US operations	(1,943)	21.0
Effect of foreign operations	(3)	0.3
Valuation allowance for deferred tax assets	1,946	(21.3)

Total tax expenses at effective tax rate	-	-

Period ended September 30, 2023	Amount	Rate
	($)	(%)
US federal statutory rate on US operations	(2,822)	21.0
Effect of foreign operations	105	(0.8)
Valuation allowance for deferred tax assets	2,717	(20.2)

Total tax expenses at effective tax rate	-	-

NOTE 9. SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	Three months ended September 30,	Three months ended September 30,
	2024	2023

Segment revenue	$9,979	3,185
Segment loss	$(9,250)	(13,436)

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 11. CONCENTRATIONS

During the quarter ended September 30, 2024, the Company sold its product to one customer. There were no uncollected balances from these customers.

During the quarter ended September 30, 2024, the Company purchased all its supplies from one major supplier and the amounts due to this company represent approximately 60% of the total accounts payable.

NOTE 12. LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 13. SUBSEQUENT EVENT

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from September 30, 2024, through the date the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended September 30, 2024, compared to the three months ended September 30, 2023:

Revenues and Sale Expenses:

We generated $9,979 in revenues, $4,222 in gross profit and incurred $5,757 in cost of sales for the three months ended September 30, 2024 compared to $3,185 in revenues, $1,572 in gross profit and $1,613 in cost of sales for the three months ended September 30, 2023.

Other Operating and General and Administrative Expenses:

During the three months ended September 30, 2024, we incurred $13,295 in selling, general and administration expenses compared to $15,011 in selling, general and administration expenses for the three months ended September 30, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $9,250 for the three months ended September 30, 2024 compared to a net loss of $13,436 for the three months ended September 30, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended September 30, 2024 was $12,491 compared to net cash used in operating activities of $8,678 for the three months ended September 30, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2024, was $18,782 consisting of advance from related party compared to net cash provided by financing activities of $11,750 consisting of advance from related party for the three months ended September 30, 2023.

Total Assets:

The Company’s total assets were $11,127 as of September 30, 2024 and $4,836 as of June 30, 2024.

Total Liabilities:

The Company’s total liabilities were $43,366 as of September 30, 2024 compared to total liabilities of $27,825 as of June 30, 2024.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $32,239 as of September 30, 2024 compared to a shareholder’s deficit of $22,989 as of June 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, we had $11,127 in current assets and total current liabilities of $43,366.

We had a working capital deficiency of $32,239 as of September 30, 2024 compared to a working capital deficiency of $22,989 as of June 30, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of September 30, 2024, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2024, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

JAAG Enterprises Ltd. Registrant

Date: November 8, 2024	By:	/s/ Jeffrey Chau
Jeffrey Chau
Chief Executive Officer and Chief Financial Officer
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

