Form 10-Q
period 2024-12-31
JAAG Enterprises Ltd.
filed 2025-02-14
CIK 1951051

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2024
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission file number: 333-267995

JAAG ENTERPRISES LTD.
(Exact name of registrant as specified in its charter)

Nevada	38-4210123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ROOM 1404, No. 5, Lane 910 Dingxing Road

Pudong New Area, Shanghai, China

(Address of principal executive offices, including zip code)

(86) 13817642592
(Telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,208,000 shares as of February 11, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAAG ENTERPRISES LTD.

Consolidated Balance Sheet

	December 31,	June 30,
	2024	2024
	(Unaudited)
	($)	($)
ASSETS

Current Assets
Cash & Cash Equivalents	935	4,836
TOTAL ASSETS	935	4,836

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	–	12,896
Due to related party	2,551	14,929
Total Liabilities	2,551	27,825

Stockholders' Equity
Common stock, ($0.0001 par value, 100,000,000 shares authorized 11,208,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024)	1,121	1,121
Additional Paid in Capital	160,325	104,343
Accumulated Deficit	(163,062)	(128,453)
Total Stockholders' Equity	(1,616)	(22,989)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	935	4,836

The accompanying notes are an integral part of these unaudited consolidated financial statements

JAAG ENTERPRISES LTD.

Consolidated Statement of Operations

(Unaudited)

	Three months ended December 31,	Three months ended December 31,	Six months ended December 31,	Six months ended December 31,
	2024	2023	2024	2023
	($)	($)	($)	($)

Revenue	17,821	14,326	27,800	17,511

Cost of Revenue	11,054	9,172	16,811	10,785
Gross Profit	6,767	5,154	10,989	6,726

Selling, General & Administrative Expenses	32,737	36,943	46,032	51,954

Loss from operations	(25,970)	(31,789)	(35,043)	(45,228)

Other items
Interest income	1	2	5	5
Exchange gain/loss	610	–	429	–

Net Loss	(25,359)	(31,787)	(34,609)	(45,223)

Basic and diluted earnings per share	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of common shares outstanding	11,208,000	10,562,839	11,208,000	10,386,378

The accompanying notes are an integral part of these unaudited consolidated financial statements

JAAG ENTERPRISES LTD.

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)

Balance, June 30, 2024	11,208,000	1,121	104,343	(128,453)	(22,989)

Net loss	–	–	–	(9,250)	(9,250)

Balance, September 30, 2024	11,208,000	1,121	104,343	(137,703)	(32,239)

Capital contribution	–	–	55,982	–	55,982

Net loss	–	–	–	(25,359)	(25,359)

Balance, December 31, 2024	11,208,000	1,121	160,325	(163,062)	(1,616)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
		($)	($)	($)	($)

Balance, June 30, 2023	10,208,000	1,021	54,443	(65,994)	(10,530)

Net loss	–	–	–	(13,436)	(13,436)

Balance, September 30, 2024	10,208,000	1,021	54,443	(79,430)	(23,966)

Share issuance	1,000,000	100	49,900	–	50,000

Net loss	–	–	–	(31,787)	(31,787)

Balance, December 31, 2023	11,208,000	1,121	104,343	(111,217)	(5,753)

The accompanying notes are an integral part of these unaudited consolidated financial statements

JAAG ENTERPRISES LTD.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,	Six months ended December 31,
	2024	2023
	($)	($)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(34,609)	(45,223)
Changes in operating assets and liabilities
Changes in accounts payable and accrued expenses	(12,896)	193
Net cash used in operating activities	(47,505)	(45,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	(12,378)	(2,733)
Capital contribution	55,982	–
Issuance of common stock	–	50,000
Net cash provided by financing activities	43,604	47,267

Net increase (decrease) in cash	(3,901)	2,237
Cash at beginning of year (period)	4,836	2,138
Cash at end of year (period)	935	4,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	–	–
Income Taxes	–	–

The accompanying notes are an integral part of these unaudited consolidated financial statements

JAAG ENTERPRISES LTD.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2024

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

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operation and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2024 are not necessarily indicative of the results that can be expected for the year ended June 30, 2025.

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

At December 31, 2024, the Company had $935 in cash and there were outstanding liabilities of $2,551. Management does not believe that the Company’s current cash position is sufficient to cover the expenses they will incur during the next twelve months. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

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

b. Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024.

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

d. Cash and Cash Equivalents

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

NOTE 5.	RELATED PARTY TRANSACTIONS

Prior to December 27, 2024, the Company’s subsidiary, JAAG Uniform Limited (“JAAG Uniform”), was party to two agreements dated November 1, 2021:

1.	A services agreement with the Company’s former President, Mr. Jeffrey Anthony Chau, under which JAAG Uniform agreed to pay a monthly management fee of HK$5,000 (approximately $641).

2.	A consulting services agreement with Bonaventure Trading House Ltd., under which JAAG Uniform agreed to pay a monthly fee of HK$5,000 (approximately $641) for administrative functions. Mr. Chau served as a director of Bonaventure Trading House Ltd.

On December 27, 2024, pertaining to a change in control described in the Company’s Form 8-K, both agreements ceased to be in effect, and Mr. Chau resigned from his positions with the Company. As a result, no management or consulting fees were incurred under these agreements during the three months ended December 31, 2024 (2023 – $1,923 or HK$15,000).

During the six months ended December 31, 2024, JAAG Uniform incurred an aggregate of $3,846 (HK$30,000) (2023 – $3,846 or HK$30,000) under both agreements.

Prior to the change of control on December 27, 2024, the previous controlling shareholders, Mr. Jeffrey Chau and Mr. Kai Man Leong advanced an aggregate amount of $55,982 to the Company for the purpose of settling all related party payables. Immediately thereafter, the shareholders waived repayment of this amount. Under U.S. GAAP—specifically the guidance in ASC 470 (Debt) regarding owner transactions, such debt forgiveness from a controlling shareholder is treated as a capital contribution rather than income. Accordingly, the Company recorded $55,982 as an increase in Additional Paid-in Capital.

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

As of December 31, 2024, the Company had 11,208,000 shares of common stock issued and outstanding.

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

There was no income tax expense for the periods ended December 31, 2024 and 2023. The reconciliation and the tax effects of temporary differences that give rise to significant portions of the net deferred tax assets on December 31, 2024 and 2023 are as follows:

Period ended December 31, 2024	Amount	Rate
	($)	(%)

US federal statutory rate on US operations	(7,268)	21.0
Effect of foreign operations	(305)	0.9
Valuation allowance for deferred tax assets	7,573	(21.9)

Total tax expenses at effective tax rate	–	–

Period ended December 31, 2023	Amount	Rate
	($)	(%)

US federal statutory rate on US operations	(9,497)	21.0
Effect of foreign operations	48	(0.1)
Valuation allowance for deferred tax assets	9,449	(20.9)

Total tax expenses at effective tax rate	–	–

NOTE 9.	SEGMENT INFORMATION

The Company’s source of revenue is from uniform products and all revenues are derived from Hong Kong region locally. Therefore, the Company has only one operating segment and one geographic segment.

Uniform products segment

Uniform Products	For the three months ended December 31,	For the three months ended December 31,	For the six months ended December 31,	For the six months ended December 31,
	2024	2023	2024	2023
	($)	($)	($)	($)

Segment revenue	17,821	14,326	27,800	17,511
Segment profit	(25,359)	(31,787)	(34,609)	(45,223)

NOTE 10.	COMMITMENTS AND CONTINGENCIES

The Company has no commitments and contingencies liabilities to be disclosed.

NOTE 11.	CONCENTRATIONS

During the three months ended December 31, 2024, the Company sold its product to one customer. There were no uncollected balances from this customer.

During the three months ended December 31, 2024, the Company purchased all its supplies from one major supplier. There are no unpaid balances for this supplier.

NOTE 12.	LEGAL MATTERS

The Company has no known legal issues pending.

NOTE 13.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, other than as described below or within these unaudited consolidated financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited consolidated financial statements.

On January 13, 2025, the Company entered into a Memorandum of Understanding (“MOU”) with a Hong Kong company, Elegant Gift Shop Company Limited. The MOU outlines the terms and understanding between the parties for the distribution of uniform garments in Hong Kong and the use of AI technology to design a special logo for the uniforms.

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

Subsequent Event

On January 13, 2025, we entered into a Memorandum of Understanding (“MOU”) with a Hong Kong company, Elegant Gift Shop Company Limited. The MOU outlines the terms and understanding between the parties for the distribution of uniform garments in Hong Kong and the use of AI technology to design a special logo for the uniforms.

Results of Operations

Three months ended December 31, 2024, compared to the three months ended December 31, 2023:

Revenues and Sale Expenses:

We generated $17,821 in revenues, $6,767 in gross profit and incurred $11,054 in cost of sales for the three months ended December 31, 2024 compared to $14,326 in revenues, $5,154 in gross profit and $9,172 in cost of sales for the three months ended December 31, 2023.

Other Operating and General and Administrative Expenses:

During the three months ended December 31, 2024, we incurred $32,737 in selling, general and administration expenses compared to $36,943 in selling, general and administration expenses for the three months ended December 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $25,359 for the three months ended December 31, 2024 compared to a net loss of $31,787 for the three months ended December 31, 2023.

Six months ended December 31, 2024, compared to the six months ended December 31, 2023:

Revenues and Sale Expenses:

We generated $27,800 in revenues, $10,989 in gross profit and incurred $16,811 in cost of sales for the six months ended December 31, 2024 compared to $17,511 in revenues, $6,726 in gross profit and $10,785 in cost of sales for the six months ended December 31, 2023.

Other Operating and General and Administrative Expenses:

During the six months ended December 31, 2024, we incurred $46,032 in selling, general and administration expenses compared to $51,954 in selling, general and administration expenses for the six months ended December 31, 2023. General and administrative expenses primarily consist of legal, accounting, consulting and other professional services fees.

Net Loss:

Net loss was $34,609 for the six months ended December 31, 2024 compared to a net loss of $45,223 for the six months ended December 31, 2023.

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended December 31, 2024 was $47,505 compared to net cash used in operating activities of $45,030 for the six months ended December 31, 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2024, was $43,604 consisting of repayment of advance of $12,378 and capital contribution of $55,982 from related party compared to net cash provided by financing activities of $47,267 consisting of repayment of advance of $2,733 and issuance of common stock of $50,000 for the six months ended December 31, 2023.

Total Assets:

The Company’s total assets were $935 as of December 31, 2024 and $4,836 as of June 30, 2024.

Total Liabilities:

The Company’s total liabilities were $2,551 as of December 31, 2024 compared to total liabilities of $27,825 as of June 30, 2024.

Stockholders’ Deficit:

The Company’s shareholders’ deficit was $1,616 as of December 31, 2024 compared to a shareholder’s deficit of $22,989 as of June 30, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had $935 in current assets and total current liabilities of $4,551.

We had a working capital deficiency of $1,616 as of December 31, 2024 compared to a working capital deficiency of $22,989 as of June 30, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity capital expenditures, or capital resources that is material to investors.

Contractual Obligations and Commitments

As of December 31, 2024, we did not have any contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “small reporting issuer”, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024.

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

Management has conducted, with the participation of our president (our principal executive officer, our principal accounting officer and our principal financial officer), an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of December 31, 2025, our company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

JAAG Enterprises Ltd. Registrant

Date: February 14, 2025	By:	/s/ Peng Wu
Peng Wu Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

